Form 10-Q
period 1995-06-30
AMERICAN INCOME 4 LTD PARTNERSHIP
filed 1995-08-14
CIK 789673

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1995


                                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to


For Quarter Ended June 30, 1995               Commission File No. 0-15320


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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No______


               AMERICAN INCOME 4 LIMITED PARTNERSHIP

                             FORM 10-Q


                               INDEX



                                                                       Page

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

     Statement of Financial Position at
       June 30, 1995 and December 31, 1994                                3

     Statement of Operations
       for the three and six months ended June 30, 1995  and 1994         4

     Statement of Cash Flows
       for the six months ended June 30, 1995 and 1994                    5

     Notes to the Financial Statements                                  6-7


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      8-11


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                        12


                AMERICAN INCOME 4 LIMITED PARTNERSHIP

                   STATEMENT OF FINANCIAL POSITION
                 June 30, 1995 and December 31, 1994

                             (Unaudited)


                                             June 30,        December 31,
                                               1995              1994
ASSETS

Cash and cash equivalents                 $    346,136      $    299,032

Rents receivable, net of allowance
 for doubtful accounts of $32,500                3,585             3,259

Accounts receivable - affiliate                 93,508            95,146

Equipment at cost, net of accumulated
 depreciation of $7,758,947 and
 $7,725,995 at June 30, 1995 and
 December 31, 1994, respectively             3,758,753         4,175,378

    Total assets                          $  4,201,982      $  4,572,815



LIABILITIES AND PARTNERS' CAPITAL

Notes payable                             $    142,230      $    301,183
Accrued interest                                   528             1,086
Accrued liabilities                             13,250            13,500
Accrued liabilities - affiliate                  3,950             4,927
Deferred rental income                          93,940            93,940
Cash distributions payable to partners         252,525           252,525

    Total liabilities                          506,423           667,161

Partners' capital (deficit):
 General Partner                              (138,706)         (136,606)
 Limited Partnership Interests
 (80,000 Units; initial purchase
  price of $250 each)                        3,834,265         4,042,260

Total partners' capital                      3,695,559         3,905,654

Total liabilities and partners' capital    $ 4,201,982       $ 4,572,815


                AMERICAN INCOME 4 LIMITED PARTNERSHIP

                       STATEMENT OF OPERATIONS
      for the three and six months ended June 30, 1995 and 1994

                            (Unaudited)



                             Three Months                   Six Months
                             Ended June 30,               Ended June 30,
                          1995           1994         1995            1994
Income:

Lease revenue         $   346,489    $   368,811   $  716,436      $  764,280

Interest income             4,286          7,013        8,186          14,169

Gain on sale of
 equipment                 80,600          5,057       81,634          24,657

  Total income            431,375        380,881      806,256         803,106


Expenses:

Depreciation              208,313        210,709      416,625         422,615

Interest expense            3,490         10,709        8,750          22,303

Equipment management fees
  - affiliate              17,325         18,441       35,822          38,214

Operating expenses
  - affiliate              22,398         17,436       50,104          38,497

  Total expenses          251,526        257,295      511,301         521,629


Net income            $   179,849    $   123,586   $  294,955      $  281,477


Net income
 per limited
 partnership unit     $      2.23    $      1.53   $     3.65      $     3.48

Cash distributions
 declared per limited
 partnership unit     $      3.12    $      6.25   $     6.25      $    12.50



                AMERICAN INCOME 4 LIMITED PARTNERSHIP

                       STATEMENT OF CASH FLOWS
           for the six months ended June 30, 1995 and 1994

                             (Unaudited)



                                                      1995           1994

Cash flows from (used in) operating activities:
Net income                                        $   294,955    $   281,477

Adjustments to reconcile net income
 to net cash from operating activities:
   Depreciation                                       416,625        422,615
   Gain on sale of equipment                          (81,634)       (24,657)

Changes in assets and liabilities
 Decrease (increase) in:
   rents receivable                                      (326)        22,424
   accounts receivable - affiliate                      1,638         13,525
 Increase (decrease) in:
   accrued interest                                      (558)       (19,152)
   accrued liabilities                                   (250)        14,809
   accrued liabilities - affiliate                       (977)        (6,762)
   deferred rental income                                  --         20,168

     Net cash from operating activities               629,473        724,447

Cash flows from investing activities:
    Proceeds from equipment sales                      81,634        175,603

     Net cash from investing activities                81,634        175,603

Cash flows used in financing activities:
   Principal payments - notes payable                (158,953)      (274,637)
   Distributions paid                                (505,050)    (1,010,101)
     Net cash used in financing activities           (664,003)    (1,284,738)

Net increase (decrease) in cash and cash equivalents   47,104       (384,688)

Cash  and cash equivalents at beginning of period     299,032      1,222,360

Cash and cash equivalents at end of period       $    346,136   $    837,672


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest      $      9,308   $     41,455



               AMERICAN INCOME 4 LIMITED PARTNERSHIP
                 Notes to the Financial Statements

                           June 30, 1995
                            (Unaudited)



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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1995 and December 31, 1994 and results of operations for the three and six month periods ended June 30, 1995 and 1994 have been made and are reflected.


NOTE 2 - CASH

     The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,515,065 are due as follows:


    For the year ending June 30, 1996      $ 1,345,225
                                 1997          169,840

                                 Total     $ 1,515,065


NOTE 4 - EQUIPMENT

      The following is a summary of equipment owned by the Partnership at June 30, 1995. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value.

               AMERICAN INCOME 4 LIMITED PARTNERSHIP
                 Notes to the Financial Statements

                            (Continued)



                                      Lease Term              Equipment
Equipment Type                         (Months)                at Cost

Aircraft                                 36-60               $ 8,630,452
Flight simulators                           60                 2,409,250
Materials handling                       12-60                   294,716
Trailers and intermodal containers       48-60                   119,952
Photocopying                             12-36                    63,330

                          Total equipment cost                11,517,700

                      Accumulated depreciation                (7,758,947)

    Equipment, net of accumulated depreciation               $ 3,758,753

     At   June  30,  1995,  the  Partnership's  equipment  portfolio
included   equipment  having  a  proportionate  original   cost   of
$11,039,702, representing approximately 96% of total equipment cost.

    The summary above includes equipment held for sale or re-lease which was fully depreciated and had an original cost of approximately $63,000 at June 30, 1995.


NOTE 5 - RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:


                                        1995                 1994

Equipment management fees           $    35,822          $    38,214
Administrative charges                   10,500                6,000
Reimbursable operating expenses
 due  to  third  parties                 39,604               32,497

                          Total     $    85,926          $    76,711


     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1995, the Partnership was owed $93,508 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1995.


NOTE 6 - NOTES PAYABLE

     Notes payable at June 30, 1995 consisted of one installment note of $142,230 payable to a bank. The installment note is non-recourse, with an interest rate of 6.35%, collateralized by the equipment and assignment of the related lease payments. The installment note will be fully amortized by noncancellable rents during the year ending June 30, 1996.


               AMERICAN INCOME 4 LIMITED PARTNERSHIP

                             FORM 10-Q

                  PART I.  FINANCIAL INFORMATION


Item   2.    Management's  Discussion  and  Analysis  of   Financial
Condition and Results of Operations.

Three and six months ended June 30, 1995 compared to the three and six months ended June 30, 1994:

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


Results of Operations

     For the three and six months ended June 30, 1995, the Partnership recognized lease revenue of $346,489 and $716,436, respectively, compared to $368,811 and $764,280 for the same periods in 1994. The decrease in lease revenue from 1994 to 1995 was expected and resulted from primary and renewal lease term expirations and the sale of equipment.

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

     Interest income for the three and six months ended June 30, 1995 was $4,286 and $8,186, respectively, compared to $7,013 and $14,169 for the same periods in 1994. Interest income is generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The decrease in interest income from 1994 to 1995 is principally attributable to a lower availability of cash used for investment prior to distribution to the Partners. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sales proceeds.

     During the three months ended June 30, 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $80,600 compared to a net gain of $5,057 on equipment which had a net book value of $150,946 for the same period in 1994.





               AMERICAN INCOME 4 LIMITED PARTNERSHIP

                             FORM 10-Q

                  PART I.  FINANCIAL INFORMATION


     During the six months ended June 30, 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $81,634 compared to a net gain of $24,657 on equipment which had a net book value of $150,946 for the same period in 1994.

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

     Depreciation expense for the three and six months ended June 30, 1995 was $208,313 and $416,625, respectively, compared to $210,709 and $422,615 for the same periods in 1994. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $3,490 and $8,750 or 1% and 1.2% of lease revenue for the three and six months ended June 30, 1995, respectively, compared to $10,709 and $22,303 or 2.9% of lease revenue for the same periods in 1994. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the periods ended June 30, 1995 and 1994 and will not change as a percentage of lease revenue in future periods.

      Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 6.5% and 7% of lease revenue during the three and six months ended June 30, 1995, respectively, compared to 4.7% and 5% of lease revenue for the same periods in 1994. The increase in operating expenses from 1994 to 1995 is primarily due to increases in professional service costs and administrative charges. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

               AMERICAN INCOME 4 LIMITED PARTNERSHIP

                             FORM 10-Q

                  PART I.  FINANCIAL INFORMATION


Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $629,473 and $724,447 for the six months ended June 30, 1995 and 1994, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1995, the Partnership realized $81,634 in equipment sale proceeds compared to $175,603 for the same period in 1994. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The amount of cash used to repay debt obligations will continue to decline as the principal balance of notes payable is reduced through the collection and application of rents.

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1995, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $505,050. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 99% of these distributions, or $500,000, and the General Partner was allocated 1%, or $5,050. The second quarter 1995 cash distribution
was paid on     July 14, 1995.

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




               AMERICAN INCOME 4 LIMITED PARTNERSHIP

                             FORM 10-Q

                  PART I.  FINANCIAL INFORMATION


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




                          SIGNATURE PAGE



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


                  By: /s/ Gary M. Romano

                         Gary M. Romano
                         Vice President and Controller
                         (Duly Authorized Officer and
                         Principal Accounting Officer)


                  Date:  August 11, 1995