Form 10-Q
period 1996-03-31
AMERICAN INCOME 4 LTD PARTNERSHIP
filed 1996-05-14
CIK 789673

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996
                               --------------------------------------------

                                       OR

[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

                               ----------------------


For Quarter Ended March 31, 1996             Commission File No. 0-15320

                     American Income 4 Limited Partnership
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                            04-2917030
- -----------------------------------------                -----------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.)

98 North Washington Street, Boston, MA                   02114
- -----------------------------------------                -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (617) 854-5800
                                                         --------------

- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X     No
                                               ---------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ____ No ____

                     AMERICAN INCOME 4 LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX



                                                            Page
                                                            ----

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

     Statement of Financial Position
       at March 31, 1996 and December 31, 1995                 3

     Statement of Operations
       for the three months ended March 31, 1996 and 1995      4

     Statement of Cash Flows
       for the three months ended March 31, 1996 and 1995      5

     Notes to the Financial Statements                       6-8

  Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations               9-12


PART II.  OTHER INFORMATION:

Items 1 - 6                                                   13

                     AMERICAN INCOME 4 LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      March 31, 1996 and December 31, 1995

                                  (Unaudited)



                                           March 31,   December 31,
                                             1996          1995
                                          -----------  ------------
ASSETS
- ------
Cash and cash equivalents                  $  164,295    $  338,294
Rents receivable, net of allowance
   for doubtful accounts of $32,500             1,901        24,584
Accounts receivable - affiliate                51,337       148,983
Equipment at cost, net of accumulated
 depreciation of  $8,284,527 and
$8,090,953 at March 31, 1996
and December 31, 1995, respectively         3,148,554     3,342,128
                                           ----------    ----------
       Total assets                        $3,366,087    $3,853,989
                                           ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                              $   26,490    $   91,441
Accrued interest                                   95         1,132
Accrued liabilities                            19,750        20,000
Accrued liabilities - affiliate                 8,462        10,156
Deferred rental income                         33,038       209,149
Cash distributions payable to partners         50,504       252,525
                                           ----------    ----------
       Total liabilities                      138,339       584,403
                                           ----------    ----------

Partners' capital (deficit):
   General Partner                           (143,385)     (142,967)
   Limited Partnership Interests
   (80,000 Units; initial purchase
    price of $250 each)                     3,371,133     3,412,553
                                           ----------    ----------
       Total partners' capital              3,227,748     3,269,586
                                           ----------    ----------
       Total liabilities and partners'     $3,366,087    $3,853,989
        capital                            ==========    ==========

                 The accompanying notes are an integral part
                        of these financial statements.

                     AMERICAN INCOME 4 LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
               for the three months ended March 31, 1996 and 1995

                                  (Unaudited)





                                            1996       1995
                                          ---------  ---------
Income:
   Lease revenue                           $230,302   $369,947
   Interest income                            3,955      3,900
   Gain on sale of equipment                     --      1,034
                                           --------   --------
          Total income                      234,257    374,881
                                           --------   --------
Expenses:
   Depreciation                             193,574    208,312
   Interest expense                             698      5,260
   Equipment management fees - affiliate     11,515     18,497
   Operating expenses - affiliate            19,804     27,706
                                           --------   --------
       Total expenses                       225,591    259,775
                                           --------   --------

Net income                                 $  8,666   $115,106
                                           ========   ========

Net income
   per limited partnership unit            $   0.11   $   1.42
                                           ========   ========
Cash distribution declared
   per limited partnership unit            $   0.62   $   3.12
                                           ========   ========


                  The accompanying notes are an integral part
                        of these financial statements.

                     AMERICAN INCOME 4 LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1996 and 1995

                                  (Unaudited)



                                             1996         1995
                                          -----------  ----------
Cash flows from (used in) operating
 activities:                               $   8,666   $ 115,106
Net income
Adjustments to reconcile net income
   to net cash from operating
    activities:
       Depreciation                          193,574     208,312
       Gain on sale of equipment                  --      (1,034)
Changes in assets and liabilities
   Decrease in:
       rents receivable                       22,683          --
       accounts receivable - affiliate        97,646         118
   Increase (decrease) in:
       accrued interest                       (1,037)      2,018
       accrued liabilities                    (250  )     (3,500)
       accrued liabilities - affiliate        (1,694)       (219)
       deferred rental income               (176,111)    (44,529)
                                           ---------   ---------
          Net cash from operating            143,477     276,272
           activities                      ---------   ---------
Cash flows from investing activities:
   Proceeds from equipment sales                  --       1,034
                                           ---------   ---------
          Net cash from investing                 --       1,034
           activities                      ---------   ---------
Cash flows used in financing activities:
   Principal payments - notes payable        (64,951)    (36,808)
   Distributions paid                       (252,525)   (252,525)
                                           ---------   ---------
          Net cash used in financing        (317,476)   (289,333)
           activities                      ---------   ---------
Net decrease in cash and cash
 equivalents                                (173,999)    (12,027)

Cash and cash equivalents at beginning
 of period                                   338,294     299,032
                                           ---------   ---------
Cash and cash equivalents at end of
 period                                    $ 164,295   $ 287,005
                                           =========   =========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                               $   1,735   $   3,242
                                           =========   =========


                  The accompanying notes are an integarl part
                        of these financial statements.

                     AMERICAN INCOME 4 LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                                 March 31, 1996

                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

  The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and results of operations for the three month periods ended March 31, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $3,114,975 are as follows:


  For the year ending March 31,  1997                $  724,538
                                 1998                   696,768
                                 1999                   696,768
                                 2000                   696,768
                                 2001                   300,133
                                                     ----------
                                 Total               $3,114,975
                                                     ==========


NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at March 31, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                     AMERICAN INCOME 4 LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)



                                      Lease Term         Equipment
Equipment Type                        (Months)            at Cost
- ----------------                      ----------        ------------

Aircraft                               36-60            $ 8,630,452
Flight simulators                         60              2,409,250
Materials handling                     12-60                210,099
Trailers and intermodal containers     48-60                119,952
Photocopying                           12-36                 63,328
                                                        -----------

                        Total equipment cost             11,433,081

                    Accumulated depreciation             (8,284,527)
                                                        -----------

  Equipment, net of accumulated depreciation            $ 3,148,554
                                                        ===========

  At March 31, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $11,039,701, representing approximately 97% of total equipment cost.

  At March 31, 1996, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease.

  Effective January 1, 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Adoption of this statement did not have a material impact on the financial statements of the Partnership.


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                            1996      1995
                                          --------  --------

        Equipment management fees          $11,515   $18,497
        Administrative charges               5,250     3,000
        Reimbursable operating expenses
        due to third parties                14,554    24,706
                                           -------   -------

          Total                            $31,319   $46,203
                                           =======   =======


                     AMERICAN INCOME 4 LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)


  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1996, the Partnership was owed $51,337 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1996.


NOTE 6 - NOTES PAYABLE
- ----------------------

  Notes payable at March 31, 1996 consisted of one installment note of $26,490 payable to a bank. The installment note is non-recourse, with an interest rate of 6.35% and is collateralized by the equipment and assignment of the related lease payments. The carrying amount of notes payable approximates fair value at March 31, 1996. The installment note will be fully amortized by noncancellable rents during the year ending March 31, 1997.


NOTE 7 - SUBSEQUENT EVENTS
- --------------------------

  Pursuant to its agreements with PLM International, Inc., referred to in Note 7 of the Partnership's 1995 financial statements, American Finance Group agreed to change its name and logo, except where they are used in connection with the Partnership and other affiliated investment programs. For all other purposes, American Finance Group will operate as Equis Financial Group effective April 2, 1996.

                     AMERICAN INCOME 4 LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three months ended March 31, 1996 compared to the three months ended March 31,
- ------------------------------------------------------------------------------
1995:
- -----

Overview
- --------

  As an equipment leasing partnership, the Partnership was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio progresses through various stages. Initially, all equipment generates rental revenues under primary term lease agreements. During the life of the Partnership, these agreements expire on an intermittent basis and equipment held pursuant to the related leases are renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Partnership's original equipment portfolio becomes available for remarketing and cash generated from operations and from sales or refinancings begins to fluctuate. Ultimately, all equipment will be sold and the Partnership will be dissolved. In accordance with the Partnership's stated investment objectives and policies, the General Partner is considering the winding-up of the Partnership's operations, including the liquidation of its entire portfolio.
The Partnership's operations commenced in 1986.


Results of Operations
- ---------------------

  For the three and three months ended March 31, 1996, the Partnership recognized lease revenue of $230,302 compared to $369,947 for the same period in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted from primary and renewal lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds.

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

  During the three months ended March 31, 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $1,034. There were no equipment sales during the three months ended March 31, 1996.

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

          Depreciation expense for the three months ended March 31, 1996 was $193,574 compared to $208,312 for the same period in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

          Interest expense was $698 or less than 1% of lease revenue for the three months ended March 31, 1996 compared to $5,260 or 1.4% of lease revenue for the same period in 1995. In the future, interest expense will be minimal due to the scheduled maturity of the Partnership's debt obligations in June, 1996.

          Management fees were 5% of lease revenue during each of the periods ended March 31, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

          Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 8.6% of lease revenue during the three months ended March 31, 1996 compared to 7.5% of lease revenue for the same period in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

          The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $143,477 and $276,272 for the three months ended March 31, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as

                     AMERICAN INCOME 4 LIMITED PARTNERSHIP

                                  FORM 10-Q

                         PART I. FINANCIAL INFORMATION


management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

          The Partnership's lease agreement in connection with its 30% ownership interest in a SAAB SF340A aircraft is scheduled to expire in June 1996. The Partnership's proportionate interest in the aircraft had a cost and net book value of $2,514,884 and $698,414, respectively, at March 31, 1996. The General Partner is actively pursuing the remarketing of this aircraft.

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

          Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1995, the Partnership realized $1,034 in equipment sale proceeds. There were no asset disposals during the three months ended March 31, 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

          The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The Partnership's notes payable will be fully amortized by noncancellable rents in June, 1996.

          Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations of $50,504. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 99% of these distributions, or $49,999, and the General Partner was allocated 1%, or $505. The first quarter 1996 cash distribution was paid on April 15, 1996.

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

          The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that

                     AMERICAN INCOME 4 LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I FINANCIAL INFORMATION

cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

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


                  By:  /s/  Michael J. Butterfield
                       ---------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Leasing Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                  Date:  May 13, 1996
                         -------------------------



                  By:  /s/  Gary Romano
                       ---------------------------
                       Gary M. Romano
                       Clerk of AFG Leasing Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                  Date:  May 13, 1996
                         -------------------------