Form 10-Q
period 1996-06-30
AMERICAN INCOME 4 LTD PARTNERSHIP
filed 1996-08-13
CIK 789673

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


for the quarterly period ended      June 30, 1996
                              ------------------------------------------------

                                       OR

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ----------------------

                              ------------------------


For Quarter Ended June 30, 1996                    Commission File No. 0-15320

                     American Income 4 Limited Partnership
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Massachusetts                                                 04-2917030
- ----------------------------------------                   -------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                            Identification No.)

98 North Washington Street, Boston, MA                          02114
- ----------------------------------------                   -------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (617) 854-5800
                                                   ---------------------------

- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                             ---------  ----------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes         No
                                                      ---------  ----------

                     AMERICAN INCOME 4 LIMITED PARTNERSHIP

                                   FORM 10-Q


                                     INDEX



                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

     Statement of Financial Position
       at June 30, 1996 and December 31, 1995                              3

     Statement of Operations
       for the three and six months ended June 30, 1996  and 1995          4

     Statement of Cash Flows
       for the six months ended June 30, 1996 and 1995                     5

     Notes to the Financial Statements                                   6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8-10


PART II.  OTHER INFORMATION:

 Items 1 - 6                                                              11

                     AMERICAN INCOME 4 LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)


                                           June 30,    December 31,
                                             1996          1995
                                          -----------  ------------
ASSETS
- ------

Cash and cash equivalents                  $  216,181    $  338,294
Rents receivable, net of allowance for
 doubtful accounts of $32,500 at
 December 31, 1995                                ---        24,584

Accounts receivable - affiliate               108,226       148,983

Equipment at cost, net of accumulated
 depreciation of  $8,478,101 and
 $8,090,953 at June 30, 1996 and
 December 31, 1995, respectively            2,954,980     3,342,128
                                           ----------    ----------

     Total assets                          $3,279,387    $3,853,989
                                           ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                              $      ---    $   91,441
Accrued interest                                  ---         1,132
Accrued liabilities                            11,750        20,000
Accrued liabilities - affiliate                 5,859        10,156
Deferred rental income                         58,475       209,149
Cash distributions payable to partners         50,504       252,525
                                           ----------    ----------
     Total liabilities                        126,588       584,403
                                           ----------    ----------

Partners' capital (deficit):
   General Partner                           (144,135)     (142,967)
   Limited Partnership Interests
   (80,000 Units; initial purchase
   price of $250 each)                      3,296,934     3,412,553
                                           ----------    ----------
     Total partners' capital                3,152,799     3,269,586
                                           ----------    ----------
     Total liabilities and partners'
      capital                              $3,279,387    $3,853,989
                                           ==========    ==========


                  The accompanying notes are an integral part
                        of these financial statements.

                     AMERICAN INCOME 4 LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                             (Unaudited)



                                                   Three Months                 Six Months
                                                  Ended June 30,               Ended June 30,
                                               1996             1995          1996       1995
                                          ---------------  --------------  ----------  ---------
Income:
   Lease revenue                               $205,436         $346,489   $435,738    $716,436
   Interest income                                2,021            4,286      5,976       8,186
   Gain on sale of equipment                        ---           80,600        ---      81,634
                                               --------         --------   --------    --------
       Total income                             207,457          431,375    441,714     806,256
                                               --------         --------   --------    --------

Expenses:
   Depreciation                                 193,574          208,313    387,148     416,625
   Interest expense                                 118            3,490        816       8,750
   Equipment management fees
     - affiliate                                 10,272           17,325     21,787      35,822
   Operating expenses
     - affiliate                                 27,938           22,398     47,742      50,104
                                               --------         --------   --------    --------
        Total expenses                          231,902          251,526    457,493     511,301
                                               --------         --------   --------    --------

Net income (loss)                              $(24,445)        $179,849   $(15,779)   $294,955
                                               ========         ========   ========    ========

Net income (loss)
   per limited partnership unit                $  (0.30)        $   2.23   $  (0.20)    $  3.65
                                               ========         ========   ========    ========
Cash distributions declared
   per limited partnership unit                $   0.62         $   3.12   $   1.25    $   6.25
                                               ========         ========   ========    ========

                  The accompanying notes are an integral part
                        of these financial statements.

                     AMERICAN INCOME 4 LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)



                                             1996        1995
                                          ----------  ----------
Cash flows from (used in) operating
 activities:
Net income (loss)                         $ (15,779)  $ 294,955
Adjustments to reconcile net income
 (loss)to net cash from operating
 activities:
    Depreciation                            387,148     416,625
    Gain on sale of equipment                   ---     (81,634)
    Decrease in allowance for
     doubtful accounts                      (32,500)

Changes in assets and liabilities
 Decrease (increase) in:
    rents receivable                         57,084        (326)
    accounts receivable - affiliate          40,757       1,638
 Decrease in:
    accrued interest                         (1,132)       (558)
    accrued liabilities                      (8,250)       (250)
    accrued liabilities - affiliate          (4,297)       (977)
    deferred rental income                 (150,674)        ---
                                          ---------   ---------
      Net cash from operating activities    272,357     629,473
                                          ---------   ---------
Cash flows from investing activities:
 Proceeds from equipment sales                  ---      81,634
                                          ---------   ---------
      Net cash from investing activities        ---      81,634
                                          ---------   ---------
Cash flows used in financing activities:
 Principal payments - notes payable         (91,441)   (158,953)
 Distributions paid                        (303,029)   (505,050)
                                          ---------   ---------
      Net cash used in financing
       activities                          (394,470)   (664,003)
                                          ---------   ---------
Net increase (decrease) in cash and
 cash equivalents                          (122,113)     47,104

Cash and cash equivalents at beginning
 of period                                  338,294     299,032
                                          ---------   ---------

Cash and cash equivalents at end of
 period                                   $ 216,181   $ 346,136
                                          =========   =========

Supplemental disclosure of cash flow
 information:
 Cash paid during the period for
  interest                                $   1,948   $   9,308
                                          =========   =========


                  The accompanying notes are an integral part
                        of these financial statements.

                     AMERICAN INCOME 4 LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                 June 30, 1996
                                  (Unaudited)


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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $2,883,572 are due as follows:

      For the year ending June 30, 1997   $  696,768
                                   1998      696,768
                                   1999      696,768
                                   2000      696,768
                                   2001       96,500
                                          ----------

                                  Total   $2,883,572
                                          ==========


                     AMERICAN INCOME 4 LIMITED PARTNERSHIP
                     -------------------------------------
                       Notes to the Financial Statements
                       ---------------------------------

                                  (Continued)
                                  -----------


NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                        Lease Term      Equipment
Equipment Type                           (Months)        at Cost
- ----------------------------------    --------------   ------------
Aircraft                                   36-60        $ 8,630,452
Flight simulators                             60          2,409,250
Materials handling                         12-60            210,099
Trailers and intermodal containers         48-60            119,952
Photocopying                               12-36             63,328
                                                        -----------

                                 Total equipment cost    11,433,081

                             Accumulated depreciation    (8,478,101)
                                                         -----------

           Equipment, net of accumulated depreciation   $ 2,954,980
                                                         ===========


  At June 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $11,039,702, representing approximately 97% of total equipment cost.

  The summary above includes fully depreciated equipment held for re-lease or sale with a cost of approximately $119,950 which is not subject to an active lease agreement.

NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                       1996      1995
                                     --------  --------

  Equipment management fees           $21,787   $35,822
  Administrative charges               10,500    10,500
  Reimbursable operating expenses
     due to third parties              37,242    39,604
                                      -------   -------

                     Total            $69,529   $85,926
                                      =======   =======

  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1996, the Partnership was owed $108,226 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1996.

                     AMERICAN INCOME 4 LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three and six months ended June 30, 1996 compared to the three and six months
- -----------------------------------------------------------------------------
ended June 30, 1995:
- --------------------

Overview
- --------

  The Partnership was organized in 1986 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Accordingly, the Managing General Partner is pursuing the remarketing of all of the Partnership's remaining equipment and has engaged an investment adviser to solicit interested third-party buyers. This effort is being undertaken in conjunction with certain other affiliated partnerships and, if successful, would result in the sale of each affected partnership's assets to a selected buyer. The Managing General Partner believes this approach will (i) maximize the disposition prices of each partnership's assets and (ii) prevent the incidence of future expenses to operate a publicly-registered limited partnership with a declining asset base. The Managing General Partner is evaluating expressions of interest submitted by the investment adviser from a number of potential buyers, but is under no obligation to accept any proposal. If successful, the Managing General Partner anticipates that it would wind-up the operations of the Partnership and make a liquidating distribution to the Partners, net of any cash reserves which the Managing General Partner may consider appropriate, on or before December 31, 1996.


Results of Operations
- ---------------------

  For the three and six months ended June 30, 1996, the Partnership recognized lease revenue of $205,436 and $435,738, respectively, compared to $346,489 and $716,436 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted from renewal lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sale proceeds

  The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

  During the three and six months ended June 30, 1995, the Partnership sold fully depreciated equipment which resulted in net gains, for financial statement purposes, of $80,600 and $81,634, respectively. There were no equipment sales during the three and six months ended June 30, 1996.

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

  Depreciation expense for the three and six months ended June 30, 1996 was $193,574 and $387,148, respectively, compared to $208,313 and $416,625 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $118 and $816 or less than 1% of lease revenue for each of the three and six months ended June 30, 1996, respectively, compared to $3,490 and $8,750 or 1% and 1.2% of lease revenue for the same periods in 1995. Interest expense is not expected to be incurred in future periods due to the retirement of all outstanding debt obligations.

  Management fees were 5% of lease revenue during each of the periods ended June 30, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 13.6% and 11% of lease revenue during the three and six months ended June 30, 1996, respectively, compared to 6.5% and 7% of lease revenue for the same periods in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $272,357 and $629,473 for the six months ended June 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

  The Partnership's lease agreement in connection with its 30% ownership interest in a SAAB SF340A aircraft expired in June 1996. The Partnership's proportionate interest in the aircraft had a cost and net book value of $2,514,884 and $650,009, respectively, at June 30, 1996. The lessee has agreed to release the aircraft on a month to month basis at a base rent to the Partnership of $11,250. This agreement may be terminated by either party with sixty days notice. The General Partner is actively pursuing the further remarketing of this aircraft.

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

  Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1995, the Partnership realized $81,634 in equipment sale proceeds. There were no asset disposals during the six months ended June 30, 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. All of the Partnership's outstanding debt obligations have been retired.

  Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $101,008. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 99% of these distributions, or $99,998, and the General Partner was allocated 1%, or $1,010. The second quarter 1996 cash distribution was paid on July 15, 1996.

  Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

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


                  Date:  August 13, 1996
                         ---------------



                  By:    /s/  Gary M. Romano
                         -------------------
                         Gary M. Romano
                         Clerk of AFG Leasing Incorporated
                         (Duly Authorized Officer and
                         Principal Financial Officer)


                  Date:  August 13, 1996
                         ---------------